Form 10-K
period 2004-03-01
DEUTSCHE MORT & ASSET RECEIVING CORP COMM 2003 LNB1
filed 2004-03-30
CIK 1240598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333-08328-03

Deutsche Mortgage & Asset Receiving Corporation

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

04-3310019

(I.R.S. Employer Identification No.)

One International Place- Room 520, Boston, Massachusetts

(Address of principal executive offices)

02110

(Zip Code)

Registrant's telephone number, including area code: 617-951-7690

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement: and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1. Business.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust),

the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder

Matters.

Currently, there is no established trading market for the Certificates known to the Registrant.

There was an aggregate of 36 holders of record for the registered certificates (Classes A-1, A-2, B, C, D, and E) of Commercial Mortgage Pass-Through Certificates Series COMM 2003-LNB1. Holders of record by class were 12 holders for Class A-1; 15 holders for Class A-2; 3 holders for Class B; 2 holders for Class C; 2 holders for Class D and 2 holders for Class E. The calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31, 2003.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

None.

Item 9A. Controls and Procedures

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

(A) Exhibits

(31.1) Rule 13a-14(a) / 15d-14(a) Certification

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2003.

a) GEMSA Loan Services, L.P., as master servicer of the Westfield Shoppingtown Portfolio Whole Loan

b) GMAC Commercial Mortgage Corporation, as Servicer, and as master servicer for the Chandler Fashion Center Whole loan

c) Lennar Partners, Inc., as Special Servicer

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2003.

a) GEMSA Loan Services, L.P., as master servicer of the Westfield Shoppingtown Portfolio Whole Loan

b) GMAC Commercial Mortgage Corporation, as Servicer, and as master servicer for the Chandler Fashion Center Whole loan

c) Lennar Partners, Inc., as Special Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2003.

a) GEMSA Loan Services, L.P., as master servicer of the Westfield Shoppingtown Portfolio Whole Loan under the pooling and servicing agreement for the GE Capital Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2002-3

b) GMAC Commercial Mortgage Corporation, as Servicer

c) Lennar Partners, Inc., as Special Servicer

d) GMAC Commercial Mortgage Corporation, as master servicer of the Chandler Fashion Center Whole Loan under the pooling and servicing agreement for the GMAC Commercial Mortgage Securities Inc., Series 2003-C1 Mortgage Pass-Through Certificates

(99.4) Aggregate Statement of Principal and Interest Distributions to

Certificateholders as of December 31, 2003.

(99.5) Necessary revisions to Distribution Date Statements filed with Form 8-K.

(B) Reports on Form 8-K were filed during the last quarter of 2003 in order to provide statements for the monthly distributions to investors on October 10, 2003, November 10, 2003 and December 10, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation by LaSalle Bank National Association, as Bond Administrator for COMM 2003-LNB1 Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series COMM 2003-LNB1 as Attorney In Fact

By: /s/ Cynthia Reis

Cynthia Reis

Senior Vice President

Date: March 29, 2004